Form 10-K
period 2003-12-31
NOVASTAR MORTGAGE FUNDING CORP HOME EQUITY LOAN SER 2003-4
filed 2004-03-23
CIK 1270769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                       Commission File Number 333-108264-01

                    NOVASTAR MORTGAGE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                            48-1195807
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

8140 Ward Parkway, Suite 300
Kansas City, Missouri                                           64114
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(816)237-7000

                 NovaStar Mortgage Funding Trust, Series 2003-4
       NovaStar Home Equity Loan Asset-Backed Certificates, Series 2003-4
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

NovaStar Mortgage Funding Trust, Series 2003-4
NovaStar Home Equity Loan Asset-Backed Certificates, Series 2003-4
------------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

    The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer, the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 62.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

    A Current Report on Form 8-K dated and December 26, 2003 was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. In addition, the Pooling and Servicing Agreement, the Underwriting Agreement, and the Mortgage Loan Purchase Agreement for the transaction was filed as exhibits to Form 8-K on December 5, 2003. The items reported in such Current Report were Item 5 and Item 7.

(c) Exhibits to this report.

     Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

     Annual Statement as to Compliance, filed as Exhibit 99.3 herto.

(d) Not applicable.

NovaStar Mortgage Funding Trust, Series 2003-4
NovaStar Home Equity Loan Asset-Backed Certificates, Series 2003-4
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NovaStar Mortgage Funding Corporation

                            By:  /s/  Rodney Schwatken
                                 -----------------------------
                          Name:  Rodney Schwatken
                         Title:  Vice President, Treasurer and Controller

                          Date:  March 22, 2004

                                CERTIFICATION
                 NovaStar Mortgage Funding Trust, Series 2003-4
        NovaStar Home Equity Loan Asset-Backed Certificates, Series 2003-4


                  I, Rodney Schwatken, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, NovaStar Mortgage Funding Trust, Series 2003-4 NovaStar Home Equity Loan Asset-Backed Certificates, Series 2003-4 (the "Trust");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be prepared by the Trustee based upon the servicing information required to be provided by each Servicer under the Pooling and Servicing Agreement is included in these reports;

4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation
     Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following parties: NovaStar Mortgage, Inc., as Seller, Wachovia Bank, N.A. as Custodian and JPMorgan Chase Bank, as Trustee.

                           NovaStar Mortgage Funding Corporation

                            By:  /s/  Rodney Schwatken
                                 -----------------------------
                          Name:  Rodney Schwatken
                         Title:  Vice President, Treasurer and Controller

                          Date:  March 22, 2004

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
                             Section 12 of the Act

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

99.1      Annual Independent Accountant's Servicing Report

99.2      Report of Management as to Compliance with Minimum Servicing Standards

99.3      Annual Statement as to Compliance

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                                ---------------

Deloitte & Touche, LLP
Suite 400
1010 Grand Boulevard
Kansas City, Missouri 64106-2232

Telephone:  (816) 474-6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
NovaStar Mortgage, Inc. and subsidiaries:

     We have examined management's assertion about NovaStar Mortgage, Inc. and subsidiaries (the "Company") (a wholly owned subsidiary of NovaStar Financial, Inc.), has complied as of and for the year ended December 31, 2003 with its established minimum servicing standards described in the accompanying Management's Assertion dated March 3, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year December 31, 2003 is fairly stated in all material respects, based on the criteria set forth in Appendix I.

By:  /s/ Deloitte & Touche, LLP
--------------------------------

March 3, 2004

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                              -------------------


NovaStar Mortgage, Inc.
8140 Ward Parkway
Suite 300
Kansas City, Missouri  64114


MANAGEMENT'S ASSERTION

March 3, 2004

As of and for the period ended December 31, 2003, NovaStar Mortgage, Inc. and subsidiaries (the "Company"), (a wholly owned subsidiary of NovaStar Financial, Inc.), has complied in all material respects with the Company's establshed minimum servicing standards for single-family residential mortgage loans as set forth in Appendix I. The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestion Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $1,000,000 and errors and omissions coverage in the amount of $5,000,000 on any one mortgage.

Sincerely,

/s/ W. Lance Anderson
-----------------------
W. Lance Anderson
President


/s/ Rodney Schwatken
-----------------------
Rodney Schwatken
Vice President, Treasurer and Controller

/s/ Christopher S. Miller
-------------------------
Christopher S. Miller
Senior Vice President

                                                                   APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I.  CUSTODIAL BANK ACCOUNTS

1. Reconcilation shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   . be mathematically accurate;
   . be prepared within forty-five (45) calendar days after the cutoff date;
   . be reviewed and approved by someone other than the person who prepared the reconcilition; and
   . document explanations for reconciling items shall be resolved within ninety
      (90) days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository insitution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shal be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III.  DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.


IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

V.   DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                 --------------

                            NOVASTAR MORTGAGE, INC.
                            CERTIFICATE OF OFFICERS

                                 March 15, 2004


     Christopher S. Miller, Senior Vice President of Servicing (Servicing Officer) and Rodney E. Schwatken, Secretary, of NovaStar Mortgage, Inc., a Virginia corporation, (Servicer) hereby certify the following:

(i) We have performed a review of the activities of the Servicer during the preceeding calendar year and performance under the various Pooling and Servicing Agreements (see attached Exhibit A) to which we are a party has been made under our supervision,

(ii) to the best of our knowledge, based on such review, the Servicer has fulfilled its obligations under this Agreement in all material respects for such year, and, there has been not default in the fulfillment of any of its obligations, and

(iii)no Subservicers have performed any duties on behalf of NovaStar Mortgage, Inc.

/s/ Christopher S. Miller
-------------------------
Christopher S. Miller
Senior Vice President of Servicing
(Servicing Officer)

/s/ Rodney E. Schwatken
------------------------
Rodney E. Schwatken
Secretary


NovaStar Mortgage, Inc.
Exhibit A to Certificate of Officers
March 15, 2004
-------------------------------------------
                                                        Date of Pooling
Description                                             Servicing Agreement

NovaStar Mortgage Funding Trust, Series 1999-1          January 1, 1999
NovaStar Mortgage Funding Trust, Series 2000-1          March 1, 2000
NovaStar Mortgage Funding Trust, Series 2000-2          September 1, 2000
NovaStar Mortgage Funding Trust, Series 2001-1          March 1, 2001
NovaStar Mortgage Funding Trust, Series 2001-2          September 1, 2001
NovaStar Mortgage Funding Trust, Series 2002-1          March 1, 2002
NovaStar Mortgage Funding Trust, Series 2002-2          June 1, 2002
NovaStar Mortgage Funding Trust, Series 2002-3          September 1, 2002
NovaStar Mortgage Funding Trust, Series 2003-1          February 1, 2003
NovaStar Mortgage Funding Trust, Series 2003-2          June 1, 2003
NovaStar Mortgage Funding Trust, Series 2003-3          September 1, 2003
NovaStar Mortgage Funding Trust, Series 2003-4          November 1, 2003